Form 10QSB
period 1999-12-31
MORGAN CLARK MANAGEMENT INC
filed 2000-04-10
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 1999.

 ...Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

                   Commission File No.: 000-28147

                    MORGAN CLARK MANAGEMENT, INC.
              (Name of small business in its charter)

Utah                                                    87-0633496
(State or other                                 (IRS Employer Id. No.)
jurisdiction of Incorporation)

3158 Redhill Ave., Ste. 240 Costa Mesa, CA                   92626
(Address of Principal Office)                              Zip Code

Issuer's telephone number:  (714) 770-2578

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings dDuring the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes .....  No .....

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's
Classes of common equity, as of the latest practicable date.  At
12/31/99 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure Format (Check one):

Yes .....     No ..X..

                 PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending December 31, 1999, and for the period from inception (June 3, 1999) through December 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                      MORGAN CLARK MANAGEMENT, INC.
                      (A Development Stage Company)

                         FINANCIAL STATEMENTS
                  Quarter Ended December 31, 1999

                         TABLE OF CONTENTS

           DESCRIPTION                                        PAGE

BALANCE SHEET                                                    3

STATEMENT OF LOSS AND ACCUMULATED DEFICIT                        4

STATEMENTS OF CASH FLOWS                                         5

STATEMENT OF STOCKHOLDERS' EQUITY                                6

NOTES TO FINANCIAL STATEMENTS                                    7

                   MORGAN CLARK MANAGEMENT, INC.
                   (A Development Stage Company)
                          BALANCE SHEET
                           (unaudited)

                                            Dec 31         Sept 30
                                             1999           1999

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  $     0               0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                               $     0               0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                              $ 1,424         $ 1,000
Accounts payable- related party                                100
   Total Liabilities                       $ 1,424         $ 1,100

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Dec. 31, 1999               $ 1,000         $ 1,000

Stock Subscription Receivable                 (900)           (900)
Additional Paid in Capital                       0
Deficit accumulated
during the development stage                (1,524)         (1,200)
Total stockholders' equity                 $(1,424)         (1,100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $     -         $     -

The accompanying notes are an integral part of these financial statements.

                   MORGAN CLARK MANAGEMENT, INC.
                   (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                           (unaudited)

                                     Three Months           Six Months
                                        Ended                 Ended
                                       12/31/99              12/31/99

INCOME:
Revenue                              $          0            $       0
TOTAL INCOME                         $          0            $       0

EXPENSES:
General, and Administrative          $      1,424            $   2,424
Amortization                         $                       $
Total Expenses                       $      1,424            $   2,424
Net Profit/Loss(-) From Operations   $     (1,424)           $  (2,424)
Interest Income                      $          0
INCOME (LOSS) BEFORE INCOME TAXES    $     (1,424)           $  (2,424)
Provision for income tax             $          0
NET INCOME (LOSS)                    $     (1,424)           $  (2,424)
NET INCOME (LOSS) PER SHARE-BASIC
AND DILUTED                          $      (.001)           $   (.002)
AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                       1,000,000            1,000,000

The accompanying notes are an integral part of these financial statements

                  MORGAN CLARK MANAGEMENT, INC.
                   (A Development Stage Company)
                    STATEMENT OF CASH FLOWS
                          (unaudited)

                                   Three Months         Period From
                                       Ended            Inception thru
                                     (6/3/99)              12/31/99

Cash Flows from Operating
Activities:
Net Income (Loss)                  $    (1,424)         $    (2,524)
Changes in Operating Assets &
Liabilities:
  Increase (decrease) in
  accounts payable                 $     1,424          $     2,424
  Net Cash (Used) by
  Operating Activities                       -                    -
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational costs   $         0
Corp. Promissory Note              $

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for cash  $         0          $       100

Net Increase in Cash               $         0          $         0

Cash, Beginning of Period          $         0          $         0

Cash, End of Period                $         0          $         0

The accompanying notes are an integral part of these financial statements.

                  MORGAN CLARK MANAGEMENT, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
                   For the period from inception
               (June 3, 1999 to December 31, 1999)

                                                         (Deficit
                                                         Accumulated
                                            Additional   During
                        Common    Shares    paid-in      Development
                        Shares    Amount    capital      Stage

Issued for
cash and organizational
costs
June 3, 1999            1,000,000 $1,000    $    0

Stock Subscription
Receivable                        $ (900)

Net Income June 3, 1999
(inception) to December
31, 1999                                                $(2,524)

Balance
December 31, 1999       1,000,000 $  100    $    0      $(2,524)

The accompanying notes are an integral part of these financial statements.

                 MORGAN CLARK MANAGEMENT, INC.
                (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                      December 31, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development stage company

The Company is a new enterprise in the development stage as Defined by Statement No. 7 of the Financial Accounting Standards Board
And has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses which Have existing management, through merger or acquisition, that may Have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The Company has selected a June 30 fiscal year end.

Loss Per Share

Loss per share was computed using the weighted number of shares outstanding during the period.

Organization Costs

Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.  STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share. As of December 31, 1999 the Company had 1,000,000 shares outstanding Preferred Stock.

The authorized Preferred Stock of the Company consists of 10,000,000 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

5.  INCOME TAXES

There is no provision for income taxes for the period ended
June, 1999 (inception) to December 31, 1999 due to the zero net income and the net operating loss carryforward.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

The Company will carry out its plan of business to seek out and take advantage of business opportunities that may have potential for profit, and acquire such businesses, or a controlling interest therein.
The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations.

During the period from June 3, 1999 (inception) through December 31, 1999, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $1,523 since inception. The Company borrowed $1,524 from its principal shareholder in order to pay its general and administrative expenses.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities
Exchange Act of 1934, as amended, for approximately three months. Thereafter, the company will require additional working capital
Unless it has completed a business combination. Thus, there is no Assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

(b) There have been no reports on Form 8-K for the quarter ending December 31, 1999.

                           Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 2000                Morgan Clark Management, Inc.

                                     /s/ Vincent van den Brink
                                     Vincent van den Brink, President