Form 10QSB
period 2000-03-31
MORGAN CLARK MANAGEMENT INC
filed 2000-05-18
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             Form 10-QSB


(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31,2000.

  ...Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ To _________.

                    Commission File No.: 000-28147


                     MORGAN CLARK MANAGEMENT, INC.
               (Name of small business in its charter)

Utah                                                   87-0633496
(State or other jurisdiction of Incorporation)    (IRS Employer Id. No.)

3158 Redhill Ave., Ste. 240 Costa Mesa, CA                    92626
(Address of Principal Office)                               Zip Code

Issuer's telephone number:    (714) 770-2578

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings
During the past five years Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes .....
No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's
Classes of common equity, as of the latest practicable date.

At 03/31/2000 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure Format (Check one):

Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2000, and for the period from inception (June 3, 1999) through March 31, 2000, follow.

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                   MORGAN CLARK MANAGEMENT, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS
                     Quarter Ended March 31, 2000

INDEX TO FINANCIAL STATEMENTS                                  PAGE

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

                   MORGAN CLARK MANAGEMENT, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                            (unaudited)

                                                 Mar 31        Dec 31
                                                 2000          2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $     0            0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                     $     0            0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                    $ 1,300      $ 1,424
Accounts payable- related party                                   100
Total Liabilities                                  1,300        1,524

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Dec. 31, 1999                       1,000        1,000

Stock Subscription Receivable                       (900)        (900)
Additional Paid in Capital                             0
Deficit accumulated during the development
stage                                             (1,400)      (1,524)
Total stockholders' equity                        (1,300)      (1,424)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             -            -

The accompanying notes are an integral part of these financial statements.

                     MORGAN CLARK MANAGEMENT, INC.
                     (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
                              (unaudited)

                                                     Three      Six
                                                     Months     Months
                                                     Ended      Ended
                                                     Mar 31     Mar 31
2000       2000

INCOME:
Revenue                                                   0        0
TOTAL INCOME                                              0        0

EXPENSES:
General, and Administrative                           1,300    3,724
Amortization
Total Expenses                                        1,300    3,724
Net Profit/Loss(-) From Operations                   (1,300)  (3,724)
Interest Income                                           0
INCOME (LOSS) BEFORE INCOME TAXES                    (1,300)  (3,724)
Provision for income tax                                  0
NET INCOME (LOSS)                                    (1,300)  (3,724)
NET INCOME (LOSS)PER SHARE-BASIC AND DILUTED          (.001)   (.002)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING                                       1,000,000 1,000,000

The accompanying notes are an integral part of these financial statements

                     MORGAN CLARK MANAGEMENT, INC.
                     (A Development Stage Company)
                        STATEMENT OF CASH FLOWS
                              (unaudited)

                                                  Three    Period from
                                                  Months    Inception
                                                  Ended      (6/3/99)
                                                               thru
                                                  03/31/00   03/31/00

Cash Flows from Operating Activities:

Net Income (Loss)                                   (1,300)     (3,824)
Changes in Operating Assets & Liabilities:
Increase (decrease) in accounts payable              1,300       3,824
Net Cash (Used) by Operating Activities                  -           -
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                                    0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                        0         100

Net Increase in Cash                                     0           0

Cash, Beginning of Period                                0           0

Cash, End of Period                                      0           0

The accompanying notes are an integral part of these financial statements.

                  MORGAN CLARK MANAGEMENT, INC.
                  (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (June 3, 1999)
                         to March 31, 2000

                                                              (Deficit
                                                               Accumu-
                                                               Lated
                                                   Additional  During
                                Common    Stock     Paid-In    Development
                                Shares    Amount    Capital    Stage

Issued for
cash and organizational
costs June 3, 1999           1,000,000    $1,000    $     0

Stock Subscription
Receivable                                  (900)

Net Income June 3, 1999
(inception) to March 31, 2000                                  $(3,824)

Balance March 31, 2000       1,000,000       100          0    $(3,824)

The accompanying notes are an integral part of these financial statements.

                   MORGAN CLARK MANAGEMENT, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS
                          March 31, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

2.  STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share. As of March 31, 2000 the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

5.  INCOME TAXES

There is no provision for income taxes for the period ended
June, 1999 (inception) to March 31, 2000 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through
March 31, 2000, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $ 3,824 since inception. The Company borrowed $3,824 from its principal shareholder in order to pay its general and administrative expenses.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues,and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities
Exchange Act of 1934, as amended, for approximately three months.
Thereafter, the company will require additional working capital
Unless it has completed a business combination. Thus, there is no Assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capitalcontributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

(b)  There have been no reports on Form 8-K for the quarter ending
March 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Morgan Clark Management, Inc.
         (Registrant)

Date: May 15, 2000

/s/ Vincent van den Brink
    Vincent van den Brink, President