Form 10KSB
period 2000-06-30
MORGAN CLARK MANAGEMENT INC
filed 2000-08-29
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                        FORM 10-K SB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED  JUNE
30, 2000.

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
________ TO _________

                 COMMISSION FILE NUMBER: 000-28147

                   MORGAN CLARK MANAGEMENT, INC.
 (Exact name of registrant as specified in its charter)

Utah                                            87-0633496
(State or jurisdiction of incorporation   (I.R.S. Employer
          or organization)                Identification No.)

 3700 Susan St., Ste. 200, Santa Ana, California         92704
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number:  (949) 770-2578; Fax: 603-375-6582

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90
days.  Yes    X       No     .

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year: $0.00

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of June 30, 2000 were 1,000,000. The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2000 was 0. The Company's common is not traded on any exchange or other trading medium.

              DOCUMENTS INCORPORATED BY REFERENCE: None.

As of June 30, 2000, the Registrant had 1,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No  X.

PART I.

Item 1. Description of Business.

Morgan Clark Management, Inc. (the "Company") was organized under the laws of the State of Utah on June 3, 1999, and has June 30th as its fiscal year end. Since inception, the primary activity of the Company has been directed to organizational efforts. The Company was formed as a vehicle to acquire a private company desiring to become an SEC reporting company in order thereafter to secure a listing on the OTC Electronic Bulletin Board.

Item 2.     Description of Property.

From June 3, 1999 to June 30, 2000, the Company neither owned nor leased any real or personal property. The director provided office services at no charge.

Item 3.      Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder
Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 1,000,000 common shares of the Company outstanding at June 30, 2000.

(b) Holders of Common Equity.

As of June 30, 2000, there was one shareholder of record of the Company's common stock.

(c)  Dividends.

The Company has not declared or paid any dividends. The Board of Directors presently intends to retain any earnings to finance the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Item 6.  Management's Discussion and Analysis or Plan of
Operations.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Initial Operation.

The Company has been engaged in organizational activities since it was incorporated on June 3, 1999.
The Company has no present intentions of making significant purchases of equipment in the next twelve months nor does it plan to significantly change the number of employees.

Liquidity and Capital Resources.

For the year ended June 30, 2000, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations.

Capital Expenditures.

No material capital expenditures were made during the year ended
June 30, 2000.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate,""intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

Item 7.  Financial Statements.

See the financial statements for the year ended June 30, 2000 attached hereto and incorporated herein by this reference.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

Part III.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                  Position                   Term(s) of Office

Vincent van den Brink Director, Pres.       June 3, 1999 to the present

Business Experience.

The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Vincent van den Brink, President/Secretary/Sole Director. Mr. van den Brink, age 58, has been President, Secretary and Director of the Issuer since June 3, 1999. Since October 1997 to present, he has been a Financial Consultant with Airway Capital, Costa Mesa, California, providing asset based lending, factoring, equipment leasing, and export financing for various businesses. From June 1985 until May 1997, he was a Business Consultant writing business plans and business development plans for companies across the country. Since 1978 to present, in addition to working for the above companies, he has been operating an export business providing export consulting, exporting products and sourcing products for international clients. He holds degrees in automotive engineering, business administration, and small business management. Mr. Van den Brink is the Secretary/Treasurer of Theinternetcorp.net, Inc., a public reporting company. He is fluent in English, Dutch, German and Afrikaans.

Section 16(a) Compliance.

During the year ended June 30, 2000, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                   Position                         Filed Reports

Vincent van den Brink  CEO, Director, Shareholder, CFO       Yes

Item 10.  Executive Compensation.

No officer or director of the Company presently receives any remuneration. There is no annuity, profit sharing, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided or contributed to by the Company. No stock options are proposed to be paid in the future directly or indirectly by the Company to any officer or director as there is no such plan which presently exists.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2000 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of      Name and Address of               Amount of      Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class

Common        Vincent van den Brink             1,000,000        100.00%
Stock         3700 Susan St., Ste 200
              Santa Ana, CA 92704

Common        Shares of all                     1,000,000        100.00%
Stock         directors and
              executive officers as a
              group (1 person)

Item 12.   Certain Relationships and Related Transactions.

In June, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Mr. van den Brink, for $1000.

Item 13.  Exhibits and Reports on Form 8-K.

(1)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report
Balance Sheet
Statement of Operations
Statement of Stockholders' Equity
Statement of Cash Flows
Notes to Financial Statements

(2)  List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

(3)  Reports filed on Form 8-K.

There were no Reports filed on Form 8-K during the Company's fiscal year ended June 30, 2000.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2000                          MORGAN CLARK MANAGEMENT, INC.

                                        /s/ Vincent van den Brink
                                        Vincent van den Brink, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 28, 2000                        /s/ Vincent van den Brink
                                       Vincent van den Brink, Sole Director

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Morgan Clark Management, Inc.

I have audited the accompanying balance sheet of Morgan Clark Management, Inc. (a development stage company), as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 3, 1999) to June 30, 2000. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Clark Management, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the period from inception (June 3, 1999) to June 30, 2000 in conformity with generally accepted accounting principles.

Kurt D. Saliger C.P.A. (Nevada State License No. 2335)
Las Vegas, Nevada
August 28, 2000

                  Morgan Clark Management, Inc.
                  (A Development Stage Company)
                        BALANCE SHEET
                        June 30, 2000

                                              June 30, 2000
ASSETS
CURRENT ASSETS:
Cash                                          $    0
Accounts Receivable                           $    0

TOTAL CURRENT ASSETS                          $    0

TOTAL ASSETS                                  $    0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts Payable Notes Payable                $2,974
TOTAL CURRENT LIABILITIES                     $2,974
LONG-TERM DEBT                                $    0

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 50,000,000 shares issued
and outstanding at June 30, 2000,
1,000,000 shares                              $1,000
Stock Subscription Receivable                 $ (900)
Additional paid in Capital                    $
Deficit Accumulated During
Development Stage                             $(3,074)

TOTAL STOCKHOLDERS' EQUITY                    $     0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     0

See accompanying notes to financial statements & audit report

                 Morgan Clark Management, Inc.
                 (A Development Stage Company)
                   STATEMENT OF OPERATIONS

                                   June 30            From Inception
                                    2000              June 3, 1999
                                                      To June 30, 2000

INCOME:
Revenue                            $     0            $     0
TOTAL INCOME                       $     0            $     0

EXPENSES:
General, and Administrative        $ 2,874            $ 3,074
Amortization                       $     0
Total Expenses                     $ 2,874            $ 3,074
Net Profit/Loss(-)
From Operations                    $(2,874)           $(3,074)

Interest Income                    $     0
INCOME (LOSS) BEFORE
INCOME TAXES                       $(2,874)           $(3,074)
Provision for income tax           $     0
NET INCOME (LOSS)                  $(2,874)           $(3,074)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED        $  0.00            $  0.00

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                  1,000,000          1,000,000

See accompanying notes to financial statements & audit report

                Morgan Clark Management, Inc.
               (A Development Stage Company)
              STATEMENT OF STOCKHOLDERS' EQUITY
                       June 30, 2000

                     Common   Stock   Addition   Stock    (Deficit)
                     Shares   Amount  al paid-   Subscrip  Accumulated
                                      in capital tion      During
                                                 Receiv    Development
                                                 Able      Stage

Issued for
Cash and
Organizational
costs
June 3, 1999        1,000,000 $1,000  $     0

Stock Subscription
Receivable                                       $(900)

Net Income June 3,
1999 (inception) to
June 30, 1999                                              $  (200)

Balance
June 30, 1999       1,000,000 $1,000  $         $(900)     $  (200)

Net Income (Loss)
from
July 1, 1999
To June 30, 2000                                           $(2,874)

Balance
June 30, 2000       1,000,000 $1,000  $     0   $(900)     $(3,074)

See accompanying notes to financial statements & audit report

                    Morgan Clark Management, Inc.
                    (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
                            June 30, 2000

                                                          From Inception on
                                    June 30, 2000         June 3, 1999 to
                                                          June 30, 2000

Cash Flows from Operating
Activities:
Net Income                          $   (2,874)           $   (3,074)
Increase (decrease) in accounts
Payable                             $    2,874            $    2,974
Net Cash (Used) In Operating
Activities                          $        0            $     (100)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational costs    $        0            $        0

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for cash   $        0            $      100

Net Increase in Cash                $        0            $        0

Cash, Beginning of Period           $        0            $        0

Cash, Ending of Period              $        0            $        0

See accompanying notes to financial statements & audit report

                    Morgan Clark Management, Inc.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                        Dated June 30, 2000

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY.

Morgan Clark Management, Inc. was incorporated on June 3, 1999 under the laws of the State of Utah. Morgan Clark Management, Inc. was organized to engage in any lawful activity. Morgan Clark Management, Inc. currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Accounting Method.

Morgan Clark Management, Inc. records income and expenses on the accrual method.

Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Organizational Costs.

Organizational costs are stated at cost and have been expensed as incurred.

Income Taxes.

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, (SFAS #109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Loss Per Share.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, Morgan Clark Management, Inc. had no dilative common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended June
3, 1999 (inception) to June 30, 2000 due to the zero net income.

NOTE 4- SHAREHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Morgan Clark Management, Inc.
consists of 50,000,000 shares with a par value of $0.001 per share.

Preferred Stock.

The authorized Preferred Stock of Morgan Clark Management, Inc.
consists of 10,000,000 shares with a par value of $0.001 per share.

NOTE 5 - RELATED PARTY TRANSACTIONS.

Morgan Clark Management, Inc. neither owns nor leases any real or personal property. Office services are provided without charge by the sole director of this company. Such costs are immaterial to the financial statements and accordingly have not been reflected therein. The sole director of Morgan Clark Management, Inc. is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between Morgan Clark Management, Inc. and the other business interests. Morgan Clark Management, Inc. has not formulated a policy for the resolution of such conflicts.

[TYPE]EX-27
[ARTICLE]5

[PERIOD-TYPE]                                   YEAR
[FISCAL-YEAR-END]                               JUN-30-2000
[PERIOD-END]                                    JUN-30-2000
[CASH]                                          0
[SECURITIES]                                    0
[RECEIVABLES]                                   0
[ALLOWANCES]                                    0
[INVENTORY]                                     0
[CURRENT-ASSETS]                                0
[PP&E]                                          0
[DEPRECIATION]                                  0
[TOTAL-ASSETS]                                  0
[CURRENT-LIABILITIES]                           0
[BONDS]                                         0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
COMMON>                                         1,000
OTHER-SE>                                       0
[TOTAL-LIABILITY-AND-EQUITY]                    0
[SALES]                                         0
[TOTAL-REVENUES]                                0
[CGS]                                           0
[TOTAL-COSTS]                                   0
[OTHER-EXPENSES]                               (3,074)
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                              0
[INCOME-PRETAX]                                (3,074)
[INCOME-TAX]                                    0
[INCOME-CONTINUING]                            (3,074)
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
[NET-INCOME]                                   (3,074)
[EPS-BASIC]                                  (.00)
[EPS-DILUTED]                                  (.00)


