Form 10QSB
period 2000-09-30
MORGAN CLARK MANAGEMENT INC
filed 2000-11-17
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB
(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2000.

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                         Commission File No.: 000-28147
                                              ---------
                         MORGAN CLARK MANAGEMENT, INC.
                         -----------------------------
                    (Name of small business in its charter)

            Utah                                       87-0633496
-----------------------------                   ----------------------
(State or other  jurisdiction                   (IRS Employer Id. No.)
 of Incorporation)

              3700 Susan St., Ste. 200, Santa Ana, CA 92704
              ----------------------------------------------
              (Address of Principal Office)        (Zip Code)

Issuer's telephone number: (714) 770-2578; Fax: 603-375-6582

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes __x__  No____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes .....  No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2000 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

               Transitional Small Business Disclosure
               Format (Check one):    Yes .....     No ..X..



                          MORGAN CLARK MANAGEMENT, INC.
                                   Index
                                                            Page Number
                                                            -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet as of June 30, 2000                                3-4

Statements of Operations for the three months
ended September 30, 2000 and 1999 and
from Inception June 3, 1999 to September 30, 2000                5

Statements of Cash Flows for the three months
ended September 30, 2000 and 1999 and
from Inception June 3, 1999 to September 30, 2000                6

          Notes to Financial Statements                          7-8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations        8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       9

Item 2.  Change in Securities and Use of Proceeds                9

Item 3.  Defaults Upon Senior Securities          `              10

Item 4.  Submission of Matters to a Vote of Security Holders     10

Item 5.  Other Information                                       10

Item 6.  Exhibits and Reports on Form 8-K                        10

SIGNATURES                                                       10

Part III.                                                   EXHIBITS

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2000, and for the period from inception (June 3, 1999) through September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

[CAPTION]

                         MORGAN CLARK MANAGEMENT, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                         Quarter Ended September 30, 2000


                         Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                BALANCE SHEET
                              September 30, 2000
                                  (unaudited)
                                                            Sept 30, 2000
                                                            -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $     0
OTHER ASSETS:
Organizational costs (net of amortization)
TOTAL ASSETS                                                     $     0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                    $ 2,974
Accounts payable- related party
     Total Liabilities                                           $ 2,974
STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Sept 30, 1999                                     $ 1,000
Stock Subscription Receivable                                      (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                                     (3,074)
                                                                  -------
Total stockholders' equity                                       $    0
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                             $    0


  The accompanying notes are an integral part of these financial statements.













































Morgan Clark Management, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
                                        Three
From Inception
                                        Months
June 3, 1999
                                        Ended
to
                                        09/30/2000     09/30/1999
09/30/2000
                                        -------------------------
--------------
INCOME:
Revenue                                 $      0       $     0             $
     0
TOTAL INCOME                            $      0       $     0             $
     0

EXPENSES:
General, and Administrative             $    100       $ 1,000             $
 3,174
     Amortization                       $
Total Expenses                          $    100       $ 1,000             $
 3,174

Net Profit/Loss(-)
 From Operations                        $  (100)       $(1,000)            $
(3,174)
Interest Income                         $     0        $     0             $
     0

INCOME (LOSS) BEFORE INCOME TAXES       $   (100)      $(1,000)            $
(3,174)

Provision for income tax                $      0       $     0             $
     0

NET INCOME (LOSS)                       $   (100)      $(1,000)            $
(3,174)

NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED             $    (.00)     $  (.00)            $
  (.00)

AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING               1,000,000    1,000,000
1,000,000

               The accompanying notes are an integral part of these financial statements


Morgan
Clark
Management,
Inc.

(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

   Period from
                                                            Three Months
     Inception
                                                            Ended
   (6/3/99) through
                                                  09/30/2000     09/30/1999
   09/30/2000
                                                  ----------     ----------
   ----------------
Cash Flows from Operating Activities:
Net Income (Loss)                                  $  (100)     $ (1,000)
     $ (3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable         $   100      $  1,000
     $  3,074
      Net Cash (Used) by Operating Activities      $     0      $      0
     $   (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs                   $     0      $
Corp. Promissory Note                              $            $

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                  $     0      $   0
     $    100
Net Increase in Cash                               $     0      $   0
     $      0
Cash, Beginning of Period                          $     0      $   0
     $      0
Cash, End of Period                                $     0      $   0
     $      0



               The accompanying notes are an integral part of these financial statements.








[CAPTION]

Morgan Clark Management, Inc.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development stage company

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts until September of 2000. On September 15, 2000, the Company issued a statement regarding its entering into a broker agreement with Airway Business Credit to provide equipment leasing, factoring and asset based lending for small to medium size companies. The Company launched its website for its new operations on September 18, 2000. The Company will carry out its plan of business to provide various lending sources for small to medium size companies. It has no full-time employees and owns no real property.

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share. As of September 30, 2000 the Company had 1,000,000 shares outstanding

Preferred Stock.

The authorized Preferred Stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.


3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2000 and June 3, 1999 (inception) to Sept 30, 2000 due to the zero net income and the net operating loss carryforward.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

On September 15, 2000, the Company issued a statement regarding its entering into a broker agreement with Airway Business Credit to provide equipment leasing, factoring and asset based lending for small to medium size companies. The Company launched its website for its new operations on September 18, 2000. The Company will carry out its plan of business to provide various lending sources for small to medium size companies.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the Company's business loan brokerage business becomes profitable

Results of Operations.

During the period from June 3, 1999 (inception) through September 30, 2000, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $ 3,174 since inception. The Company borrowed $3,174 from its principal shareholder in order to pay its general and administrative expenses.

On September 15, 2000, the Company issued a statement regarding its entering into a broker agreement with Airway Business Credit to provide equipment leasing, factoring and asset based lending for small to medium size companies. The Company launched its website for its new operations on September 18, 2000. The Company will carry out its plan of business to provide various lending sources for small to medium size companies. The Company anticipates that it will not generate any significant revenues, and may continue to operate at a loss for some time in its new business of business loan brokerage.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The company will require additional working capital. There is no assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to complete and execute our business plan. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                              None

Item 2. Change in Securities and Use of Proceeds       None

Item 3. Defaults Upon Senior Securities                None

Item 4. Submission of Matters to a
 Vote of Security Holders                              Not applicable

Item 5. Other Information                              Not applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       27.1 - Financial Data Schedule

   (b) Reports on Form 8-K

On September 25, 2000, the Company filed a Form 8-K reporting the issuance of a statement regarding its entering into a broker agreement with Airway Business Credit on September 15, 2000 to provide equipment leasing, factoring and asset based lending for small to medium size companies. The Company also reported the issuance of a statement regarding the launching of its website on September 18, 2000.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Morgan Clark Management, Inc.
                                   (Registrant)

Date: November 1, 2000             /s/ Vincent van den Brink
                                   --------------------------------
                                   Vincent van den Brink, President

[CAPTION]

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULES (REGISTRANT)
[ARTICLE]5
[MULTIPLIER]1
[PERIOD-TYPE]                      3-MOS
[FISCAL-YEAR-END]                  JUN-30-2000
[PERIOD-START]                     JUL-01-2000
[PERIOD-END]                      SEPT-30-2000
[CASH]                                       0
[SECURITIES]                                 0
[RECEIVABLES]                                0
[ALLOWANCES]                                 0
[INVENTORY]                                  0
[CURRENT-ASSETS]                             0
[PP&E]                                       0
[DEPRECIATION]                               0
[TOTAL-ASSETS]                               0
[CURRENT-LIABILITIES]                     2974
[BONDS]                                      0
[PREFERRED-MANDATORY]                        0
[PREFERRED]                                  0
COMMON>                                  1,000
OTHER-SE>                                    0
[TOTAL-LIABILITY-AND-EQUITY]                 0
[SALES]                                      0
[TOTAL-REVENUES]                             0
[CGS]                                        0
[TOTAL-COSTS]                                0
[OTHER-EXPENSES]                             0
[LOSS-PROVISION]                             0
[INTEREST-EXPENSE]                           0
[INCOME-PRETAX]                              0

[INCOME-TAX]                                 0
[INCOME-CONTINUING]                          0
[DISCONTINUED]                               0
[EXTRAORDINARY]                              0
[CHANGES]                                    0
[NET-INCOME]                                 0
[EPS-BASIC]                             (.00)
[EPS-DILUTED]                             (.00)