Form 10QSB/A
period 2000-09-30
MORGAN CLARK MANAGEMENT INC
filed 2001-04-02
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              AMENDMENT NO. 1 TO

                                  FORM 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

 ....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
_________.

                         Commission File No.: 000-28147


                         MORGAN CLARK MANAGEMENT, INC.
                    (Name of small business in its charter)

                  Utah                                     87-0633496
(State or other jurisdiction of Incorporation)       (IRS Employer Id.  No.)


                 3700 Susan St., Ste. 200, Santa Ana, CA 92704
                 (Address of Principal Office)        (Zip Code)

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


                          MORGAN CLARK MANAGEMENT, INC.

                                    Index
                                                               Page
                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet as of June 30, 2000                                3

Statements of Operations for the three months
ended September 30, 2000 and 1999 and
from Inception June 3, 1999 to September 30, 2000                4

Statements of Cash Flows for the three months
ended September 30, 2000 and 1999 and
from Inception June 3, 1999 to September 30, 2000              4-5

          Notes to Financial Statements                        5-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations      6-7

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       7

Item 2.  Change in Securities and Use of Proceeds                7

Item 3.  Defaults Upon Senior Securities                         7

Item 4.  Submission of Matters to a Vote of Security Holders     7

Item 5.  Other Information                                       7

Item 6.  Exhibits and Reports on Form 8-K                        7

SIGNATURES                                                       8

Part III.                            EXHIBITS                    9

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


                         MORGAN CLARK MANAGEMENT, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2000

                         Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET
                               September 30, 2000
                                   (unaudited)

                                  Sept 30, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $    0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                     $    0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                    $3,074
                                                                 ------
Accounts payable- related party
     Total Liabilities                                           $3,074

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Sept 30, 1999                                     $1,000

Stock Subscription Receivable                                      (900)

Additional Paid in Capital
Deficit accumulated
during the development stage                                     (3,174)
                                                                 ------
Total stockholders' equity
 $(3,074)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                             $    0



The accompanying notes are an integral part of these financial statements.

                                      Morgan Clark Management, Inc.
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS
                                           September 30, 2000
                                               (unaudited)

                                                           Three                From Inception
                                                           Months               June 3, 1999
                                                           Ended                to
                                                   09/30/2000  09/30/1999       09/30/2000
                                                   ----------  ----------      --------------
INCOME:
Revenue                                           $      0      $     0         $      0

TOTAL INCOME                                      $      0      $     0         $      0

EXPENSES:
General, and Administrative                       $    100      $ 1,000         $  3,174
Amortization
$ Total Expenses                                  $    100      $ 1,000         $  3,174
Net Profit/Loss(-) From Operations                $   (100)     $(1,000)        $ (3,174)
Interest Income                                   $      0      $     0         $      0

INCOME (LOSS) BEFORE INCOME TAXES                 $   (100)     $(1,000)        $ (3,174)

Provision for income tax                          $      0      $     0         $      0

NET INCOME (LOSS)                                 $   (100)     $(1,000)        $ (3,174)

NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED                       $   (.00)     $  (.00)        $   (.00)

AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING                        1,000,000    1,000,000        1,000,000


                 The accompanying notes are an integral part of these financial statements

                                      Morgan Clark Management, Inc.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS
                                           September 30, 2000
                                               (unaudited)

                                                           Three                From Inception
                                                           Months               June 3, 1999
                                                           Ended                to
                                                   09/30/2000  09/30/1999       09/30/2000
                                                   ----------  ----------      --------------
Cash Flows from Operating Activities:

Net Income (Loss)                                  $  (100)    $ (1,000)       $ (3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable         $   100     $  1,000        $  3,074
                                                   ----------  ----------      --------------
      Net Cash (Used) by Operating Activities      $      0    $      0        $   (100)
                                                   ========== ===========      ==============
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                              $    0      $               $

 CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                  $    0      $      0        $    100
Net Increase in Cash                               $    0      $      0        $      0
Cash, Beginning of Period                          $    0      $      0        $      0
                                                   ----------  ----------      --------------
Cash, End of Period                                $    0      $      0        $      0
                                                   ----------  ----------      --------------

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


Morgan Clark Management, Inc.
                              (Registrant)

Date:  March 26, 2001                    /s/ Vincent van den Brink
                                         --------------------------------
                                         Vincent van den Brink, President

[CAPTION]
[TYPE]EX-27
[DESCRIPTION]FINANCIAL DATA SCHEDULES (REGISTRANT)
[ARTICLE]5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE REGISTRANT'S INTERIM UNAUDITED FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[MULTIPLIER]1
PERIOD-TYPE>                                      3-MOS
[FISCAL-YEAR-END]                                 JUN-30-2000
[PERIOD-START]                                    JUL-01-2000
[PERIOD-END]                                      SEP-30-2000
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