Form 10QSB/A
period 2000-12-31
MORGAN CLARK MANAGEMENT INC
filed 2001-04-02
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2000 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..



                             MORGAN CLARK MANAGEMENT, INC.
Index
                                                                 Page
                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet as of December 31, 2000                            3

          Statements of Operations for the three months
          ended December 31, 2000 and 1999 and
          from Inception June 3, 1999 to December 31, 2000       4

          Statements of Cash Flows for the three months
          Ended December 31, 2000 and 1999 and
          from Inception June 3, 1999 to December 31, 2000       4-5

          Notes to Financial Statements                          5-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations        6-7

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       7

Item 2.  Change in Securities and Use of Proceeds                7

Item 3.  Defaults Upon Senior Securities                         7

Item 4.  Submission of Matters to a Vote of Security Holders     7

Item 5.  Other Information                                       7

Item 6.  Exhibits and Reports on Form 8-K                        7

SIGNATURES                                                       8

Part III.                       EXHIBITS                         8-9

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending December 31, 2000, and for the period from inception (June 3, 1999) through December 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

[CAPTION]
                         MORGAN CLARK MANAGEMENT, INC.
                         (A Development Stage Company)


                              FINANCIAL STATEMENTS
                        Quarter Ended December 31, 2000


                         Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET
                               December 31, 2000
                                   (unaudited)

                                                             Dec 31, 2000
                                                             ------------
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


                                      Morgan Clark Management, Inc.
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS
                                           December 31, 2000
                                               (unaudited)


                                                           Three                From Inception
                                                           Months               June 3, 1999
                                                           Ended                to
                                                   12/31/2000  12/31/1999       12/31//2000
                                                   ----------  ----------      --------------
INCOME:
Revenue                                            $      0     $     0        $      0
TOTAL INCOME                                       $      0     $     0        $      0
EXPENSES:
General, and Administrative                        $      0     $ 1,424        $  3,174
Amortization                                                                   $
Total Expenses                                     $      0     $ 1,424        $  3,174
Net Profit/Loss(-) From Operations                 $      0     $(1,424)       $ (3,174)
Interest Income                                    $      0     $     0        $      0

INCOME (LOSS) BEFORE INCOME TAXES                  $      0     $(1,424)       $ (3,174)
Provision for income tax                           $      0     $     0        $      0
NET INCOME (LOSS)                                  $      0     $(1,424)       $ (3,174)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED                        $   (.00)    $  (.00)       $   (.00)

AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING                                1,000,000    1,000,000      1,000,000

                 The accompanying notes are an integral part of these financial statements


                                      Morgan Clark Management, Inc.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS
                                            December 31, 2000
                                               (unaudited)

                                                           Three                From Inception
                                                           Months               June 3, 1999
                                                           Ended                to
                                                   12/31/2000 12/31/1999        12/31/2000
                                                   ----------  ----------      --------------
Cash Flows from Operating Activities:
Net Income (Loss)                                  $     0     $ (1,424)       $ (3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable         $     0     $  1,424        $  3,074
      Net Cash (Used) by Operating Activities      $     0     $      0        $   (100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                              $     0     $               $
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                  $     0     $   0           $    100
Net Increase in Cash                               $     0     $   0           $      0
Cash, Beginning of Period                          $     0     $   0           $      0
Cash, End of Period                                $     0     $   0           $      0

                The accompanying notes are an integral part of these financial statements.




[CAPTION]
                         Morgan Clark Management, Inc.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 50,000,000 shares with a
par value of $0.001 per share.   As of December 31, 2000,  the Company had
1,000,000 shares outstanding

Preferred Stock.

The authorized Preferred Stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.


3.  INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2000 and June 3, 1999 (inception) to December 31, 2000 due to the zero net income and the net operating loss carryforward.


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

During the period from June 3, 1999 (inception) through December 31, 2000, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of
1934, as amended.   No revenues were received by the Company during this
period. The Company has experienced a net loss of $ 3,174 since inception. The Company borrowed $3,174 from its principal shareholder in order to pay its general and administrative expenses.

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

          None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Morgan Clark Management, Inc.
                              (Registrant)

Date:  March 26, 2001                   /s/ Vincent van den Brink
                                        -------------------------
                                        Vincent van den Brink, President

[CAPTION]
[TYPE]EX-27
[DESCRIPTION]FINANCIAL DATA SCHEDULES (REGISTRANT)
[ARTICLE]5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE REGISTRANT'S INTERIM UNAUDITED FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[MULTIPLIER]1
PERIOD-TYPE>                                 3-MOS
[FISCAL-YEAR-END]                            JUN-30-2000
[PERIOD-START]                               OCT-01-2000
[PERIOD-END]                                 DEC-31-2000

[CASH]                                       0
[SECURITIES]                                 0
[RECEIVABLES]                                0
[ALLOWANCES]                                 0
[INVENTORY]                                  0
[CURRENT-ASSETS]                             0
[PP&E]                                       0
[DEPRECIATION]                               0
[TOTAL-ASSETS]                               0
[CURRENT-LIABILITIES]                        3074
[BONDS]                                      0
[PREFERRED-MANDATORY]                        0
[PREFERRED]                                  0

COMMON>                                      1,000
OTHER-SE>                                    0
[TOTAL-LIABILITY-AND-EQUITY]                 0
[SALES]                                      0
[TOTAL-REVENUES]                             0
[CGS]                                        0
[TOTAL-COSTS]                                0
[OTHER-EXPENSES]                             0
[LOSS-PROVISION]                             0
[INTEREST-EXPENSE]                           0
[INCOME-PRETAX]                              0

[INCOME-TAX]                                 0
[INCOME-CONTINUING]                          0
[DISCONTINUED]                               0
[EXTRAORDINARY]                              0
[CHANGES]                                    0
[NET-INCOME]                                 0
[EPS-BASIC]                             (.00)
[EPS-DILUTED]                             (.00)