Form 10-Q
period 2001-03-31
MORGAN CLARK MANAGEMENT INC
filed 2001-06-05
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

 ....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                          Commission File No.: 000-28147


                         MORGAN CLARK MANAGEMENT, INC.
                    (Name of small business in its charter)


         Utah                                               87-0633496
(State or other jurisdiction                       (IRS Employer I.D. Number)
 of Incorporation)

                     3700 Susan St., Ste. 200, Santa Ana, CA         92704
                          (Address of Principal Office)            (Zip Code)

     Issuer's telephone number: (949) 770-2578; Fax: 603-375-6582
                                --------------       ------------

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001, the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ....  No ..X..

                          MORGAN CLARK MANAGEMENT, INC.

                                      INDEX


                                                            Page Number
                                                            -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet as of March 31, 2001                                3

Statement of Shareholders' Equity for the Period
from Inception June 3, 1999 to March 31, 2001                     4

Statements of Operations for the three months
ended March 31, 2001 and 2000, and the nine months
ended March 31, 2001 and 2000, and
from Inception June 3, 1999 to March 31, 2001                     4 - 5

Statements of Cash Flows for the three months
ended March 31, 2001 and 2000, and the nine months
ended March 31, 2001 and 2000 and
from Inception June 3, 1999 to March 31, 2001                     5 - 6

Notes to Financial Statements                                     6 - 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            7 - 8

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                        8

Item 2.  Change in Securities and Use of Proceeds                 8

Item 3.  Defaults Upon Senior Securities                          8

Item 4.  Submission of Matters to a Vote of Security Holders      8

Item 5.  Other Information                                        8

Item 6.  Exhibits and Reports on Form 8-K                         8

SIGNATURES                                                        9

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2001, and for the period from inception (June 3, 1999) through March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

(b)                          MORGAN CLARK MANAGEMENT, INC.
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2001

                         Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 2001
                                   (unaudited)

                                        March 31, 2001     June 30, 2000
                                        --------------     -------------
ASSETS                                   $     0             $      0
CURRENT ASSETS:
Cash and cash equivalents
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                             $     0             $      0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                            $ 3,074             $  2,974
Accounts payable- related party
Total Liabilities                        $ 3,074             $  2,974
                                         -------             --------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Mar 31, 2001              $ 1,000             $  1,000

Stock Subscription Receivable
Additional Paid in Capital                  (900)                (900)
Deficit accumulated
during the development stage              (3,174)              (3,074)
Total stockholders' equity               $(3,074)            $ (2,974)
                                          -------             --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $     0             $      0

    The accompanying notes are an integral part of these financial statements.


                                      Morgan Clark Management, Inc.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                              For the Period from June 3, 1999 (Inception)
                                      to March 31, 2001 (unaudited)

                                     Common   Stock    Additional   Stock          (Deficit)
                                     Shares   Amount   Paid-In      Subscription    Accumulated During
                                                       Capital      Receivable      Development Stage
                                     ------   ------   ----------   ------------    ------------------
Issued for                        1,000,000  $1,000     $     0
Cash and organizational costs
June 3, 1999

Stock Subscription Receivable                                          $(900)
Net Income June 3, 1999
 (inception) to June 30, 1999                                                          $     (200)
Balance June 30, 1999             1,000,000  $1,000     $     0        $(900)          $     (200)
                                  =========  ======    =========== =============    ==================
Net Income (Loss)
 from July 1, 1999
 to June 30, 2000                                                                      $   (2,874)
Balance June 30, 2000             1,000,000  $1,000     $     0        $(900)          $   (3,074)
                                     ------   ------   ----------   ------------    ------------------

Net Income (Loss) from
 July 1, 2000 to
 March 31, 2001                                                                        $   (  100)
Balance March 31, 2001            1,000,000  $1,000     $     0        $(900)          $   (3,174)
                                     ------   ------   ----------   ------------    ------------------

                       See accompanying notes to financial statements & audit report


                                      Morgan Clark Management, Inc.
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS
                                             March 31, 2001
                                               (unaudited)


                                       Three Months            Nine Months        From Inception
                                          Ended                  Ended            June 3, 1999
                                  3/31/2001   3/31/2000    3/31/2001  3/31/2000   to 3/31/2001
                                  ---------   ---------    ---------  ---------   --------------
INCOME:
Revenue                           $      0    $     0       $     0    $     0     $        0
TOTAL INCOME                      $      0    $     0       $     0    $     0     $        0
EXPENSES:
General, and Administrative       $      0    $ 1,300       $   100    $ 2,724     $    3,174
Amortization                      $
Total Expenses                    $      0    $ 1,300       $   100    $ 2,724     $    3,174
Net Profit/Loss(-)
 From Operations                  $      0    $(1,300)      $  (100)   $ (2724)    $   (3,174)
Interest Income                   $      0    $     0       $     0    $     0     $        0
INCOME (LOSS) BEFORE INCOME TAXES $      0    $(1,300)      $  (100)   $ (2724)    $   (3,174)
Provision for income tax          $      0    $     0       $     0    $     0     $        0
NET INCOME (LOSS)                 $      0    $(1,300)      $  (100)   $ (2724)    $   (3,174)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED       $   (.00)   $  (.00)      $  (.00)   $  (.00)    $     (.00)
AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING        1,000,000  1,000,000     1,000,000  1,000,000      1,000,000




                 The accompanying notes are an integral part of these financial statements


                                      Morgan Clark Management, Inc.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS
                                             March 31, 2001
                                               (unaudited)

                                                                                       Period from
                                             Three Months          Nine Months         Inception
                                                Ended                 Ended           (6/3/99) through
                                         3/31/2001  3/31/2000   3/31/2001 3/31/2000    3/31/2001
                                         ---------  ---------   --------- ---------    ---------------
Cash Flows from Operating Activities:

Net Income (Loss)                          $     0  $ (1,300)    $  (100) $(2,724)      $ (3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable $     0  $  1,300     $   100  $ 2,724       $  3,074
                                          ---------  ---------   --------- ---------    ---------------
Net Cash (Used) by Operating Activities
                                           $     0  $      0     $     0  $     0       $   (100)
                                          =========  =========   ========= =========    ===============
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                      $     0  $   $        $
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash          $     0  $   0        $     0  $      0      $    100
 Net Increase in Cash                      $     0  $   0        $     0  $      0      $      0
     Cash, Beginning of Period             $     0  $   0        $     0  $      0      $      0
                                          ---------  ---------   --------- ---------    ---------------
Cash, End of Period                        $     0  $   0        $     0  $      0      $      0
                                          ---------  ---------   --------- ---------    ---------------



                The accompanying notes are an integral part of these financial statements.

                         Morgan Clark Management, Inc.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with
a par value of $0.001 per share.   As of March 31, 2001, the Company had
1,000,000 shares outstanding

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.


3.  INCOME TAXES

There is no provision for income taxes for the period ended March 31, 2001 and June 3, 1999 (inception) to March 31, 2001 due to the zero net income and the net operating loss carry forward.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

The Company will continue to have its liquidity and capital resources diminished til the Company's loan brokerage business becomes profitable.

Results of Operations.

Morgan Clark was organized on June 3, 1999, and is in the process of commencing operations, but has not generated any revenue and is still a development stage corporation. Since September, 2000, Morgan Clark has acted as a commissioned broker in the business of providing equipment leasing, factoring, and asset based financing to small to medium size companies. Morgan Clark has a website (www.morganclarkleasing.bizland.com) which provides information regarding the types of business loans we offer but it does not take loan applications at
present.   Morgan Clark's common stock may not ever develop a market.

From inception, June 3, 1999, to June 30, 2000, we were a development stage company conducting virtually no business operation, other than our efforts to effect a business combination with a target business which we consider to have significant growth potential. During this period, we have neither engaged in
any operations nor generated any revenue.   We received no cash flow.   At
inception, we sold 1,000,000 shares of common stock for $1,000 consisting of $100 in cash and $900 stock subscription receivable. Over this period, our operating expenses were met by loans from our stockholder and represented by a note payable in the amount of $2,974. We have an accumulated deficit for this period of $3,074.

During the nine months ended March 31, 2001, Morgan Clark had no revenues. Total expenses amounted to $100, consisting of general and administrative expenses of $100, amortization expense of $-0- and income tax expense of $-0-, resulting in a net loss of $100.

For the nine months ended March 31, 2000, Morgan Clark had a net loss of $2,724. The net loss of $2,724 was the result of interest income of $-0-, general and administrative expenses of $2,724, and amortization expenses of $-0-, resulting in a loss of $2,724.

At March 31, 2001, Morgan Clark had total assets of $-0-, consisting of current assets of $-0- (cash and cash equivalents), and fixed assets of $-0-. At June 30, 2000, Morgan Clark had total assets of $-0-, consisting of cash and cash equivalents (current assets) of $-0- and fixed assets of $-0-.


At March 31, 2001, Morgan Clark's total liabilities consisted of notes payable and accrued expenses of $3,074. At June 30, 2000, total liabilities amounted to $2,974. Shareholders' equity at March 31, 2001 amounted to $(3,174), as compared with $(3,074) as of June 30, 2000.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The company will require additional working capital. The available funds may ultimately prove to be inadequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholder in the event it requires additional working capital. However, there are no commitments that other funds will be available to cover the Company's expenses.

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

     None

     (b) Reports on Form 8-K

          None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Morgan Clark Management, Inc.
                              (Registrant)

Date:  May 29, 2001           Vincent van den Brink
                              --------------------------------
                              Vincent van den Brink, President