Form 10KSB
period 2001-06-30
MORGAN CLARK MANAGEMENT INC
filed 2001-08-20
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                    (MarkOne)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                                 JUNE 30, 2001.

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM ________ TO _________

                        COMMISSION FILE NUMBER: 000-28147

                          MORGAN CLARK MANAGEMENT, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              Utah                                             87-0633496
    (State or jurisdiction                                I.R.S.  Employer or
 of incorporation organization)                            Identification No.)

              3700 Susan St., Ste. 200, Santa Ana, California  92704
              -------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number: (949) 770-2578; Fax: 603-375-6582
                                       ---------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001
                                   Par Value

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90
days.  Yes    X       No
           ---------     -----------

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

     The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of June 30, 2001 were 1,000,000. The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2001 was 0. The Company's common is not traded on any exchange or other trading medium.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

     As of June 30, 2001, the Registrant had 1,000,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
                                                        Yes          No    X
                                                            -------     -------

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

     The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts until September of 2000. On September 15, 2000, the Company issued a statement regarding its entering into a broker agreement with Airway Business Credit to provide equipment leasing, factoring and asset based lending for small to medium size companies. The Company launched its website for its new operations on September 18, 2000. The Company will carry out its plan of business to provide various lending sources for small to medium size companies. It has no full-time employees and owns no real property. The Company has filed an SB-2 Registration Statement for the sale of 50,000 shares for $25,000 which was declared effective on August 13, 2001.


Item 2.     Description of Property.

From June 3, 1999 to June 30, 2001, the Company neither owned nor leased any real or personal property. The director provided office services at no charge.

Item 3.      Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

     The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 1,000,000 common shares of the Company outstanding at June 30, 2001.

(b) Holders of Common Equity.

     As of June 30, 2001, there was one shareholder of record of the Company's common stock.

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

Liquidity and Capital Resources.

     For the year ended June 30, 2001, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations.

Capital Expenditures.

     No material capital expenditures were made during the year ended June 30, 2001.

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

Item 7.  Financial Statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Morgan Clark Management, Inc.

I have audited the accompanying balance sheet of Morgan Clark Management, Inc. (a development stage company), as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 3, 1999) to June 30, 2001. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Clark Management, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the period from inception (June 3, 1999) to June 30, 2001 in conformity with generally accepted accounting principles.


Kurt D. Saliger C.P.A. (Nevada State License No. 2335)
Las Vegas, Nevada
August 13, 2001

                          MORGAN CLARK MANAGEMENT, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                            Year Ended June 30, 2001

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001
                                   (unaudited)


                                         June 30, 2001        June 30, 2000
                                        --------------       --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $           0        $           0

OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                            $           0        $           0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                           $       3,074        $       2,974
Accounts payable- related party

Total Liabilities                       $       3,074        $       2,974

STOCKHOLDERS'   EQUITY
Common  stock,  $.001  par  value;
100,000,000  shares authorized;
1,000,000  shares  issued and
outstanding  at June 30,  2001          $       1,000        $       1,000

Stock Subscription  Receivable
Additional Paid in Capital                       (900)                (900)
Deficit  accumulated during
the development stage                          (3,174)              (3,074)
                                        --------------       --------------
Total stockholders' equity              $      (3,074)       $      (2,974)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $           0        $          0

The accompanying notes are an integral part of these financial statements.


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  June 30, 2001
                                   (unaudited)

                                                                        From Inception
                                                                         June 3, 1999
                                                     Year Ended              to
                                            6/30/2001       6/30/2000     6/30/2001
                                           --------------------------    ------------
INCOME:
Revenue                                    $         0    $         0    $         0
TOTAL INCOME                               $         0    $         0    $         0

EXPENSES:
General, and Administrative                $       100    $     2,874    $     3,174
Amortization
Total Expenses                             $       100    $     2,874    $     3,174
Net Profit/Loss(-) From Operations         $      (100)   $    (2,874)   $    (3,174)
Interest Income                            $         0    $         0    $         0
INCOME (LOSS) BEFORE INCOME TAXES          $      (100)   $    (2,874)   $    (3,174)
Provision for income tax                   $         0    $         0    $         0
NET INCOME (LOSS)                          $      (100)   $    (2,874)   $    (3,174)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED
                                           $      (.00)   $      (.00)   $      (.00)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING
                                             1,000,000      1,000,000      1,000,000

The accompanying notes are an integral part of these financial statements



                                              Morgan Clark Management, Inc.
                                              (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY For
                                  the Period from June 3, 1999 (Inception) to June 30,
                                                          2001
                                                       (unaudited)



                                            Common Shares   Stock Amount      Additional     Stock           (Deficit)
                                                                              paid-in        Subscription    Accumulated During
                                                                              capital        Receivable      Development Stage
Issued for                                   1,000,000      $     1,000     $         0
Cash and organizational costs
June 3, 1999

Stock Subscription Receivable                                                               $      (900)

Net Income June 3, 1999 (inception) to                                                                       $      (200)
June 30, 1999

Balance June 30, 1999                        1,000,000      $      1000     $         0     $      (900)     $      (200)
                                           ===========      ===========     ===========     ===========      ===========
Net Income (Loss) from July 1, 1999                                                                          $    (2,874)
To June 30, 2000

Balance June 30, 2000                        1,000,000      $     1,000     $         0     $      (900)     $    (3,074)
                                           -----------      -----------     -----------     -----------      -----------


Net Income (Loss) from July 1, 2000                                                                          $      (100)
To June 30, 2001

Balance June 30, 2001                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------



                              See accompanying notes to financial statements & audit report



                            Morgan Clark Management, Inc.
                            (A Development Stage Company)

                               STATEMENT OF CASH FLOWS
                                    June 30, 2001
                                     (unaudited)

                                                                             Period from
                                                     Year Ended               Inception
                                               ----------------------      (6/3/99) through
                                               6/30/2001    6/30/2000         6/30/2001
                                               ---------    ---------         --------
Cash Flows from Operating Activities:
Net Income (Loss)                              $  (100)      $(2,874)         $ (3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable     $   100       $ 2,874          $  3,074
                                               --------      --------         --------
Net Cash (Used) by Operating Activities        $     0       $     0          $   (100)
                                               ========      ========         =========
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note


CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash              $      0      $      0         $    100

Net Increase in Cash                           $      0      $      0         $      0

Cash, Beginning of Period                      $      0      $      0         $      0
                                               --------      --------         --------

Cash, End of Period                            $      0      $      0         $      0
                                               --------      --------         --------


The accompanying notes are an integral part of these financial statements.


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               Dated June 30, 2001

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Accounting Method.
-----------------

Morgan Clark Management, Inc. records income and expenses on the accrual method.

Estimates.
---------

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

Organizational Costs.
--------------------

Organizational costs are stated at cost and have been expensed as incurred.

Income Taxes.
------------

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

Loss Per Share.
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2001, Morgan Clark Management, Inc. had no dilative common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended June 3, 1999 (inception) to June 30, 2001 due to the zero net income.

NOTE 4- SHAREHOLDERS' EQUITY.

Common Stock.
------------

The authorized common stock of Morgan Clark Management, Inc. consists of 100,000,000 shares with a par value of $0.001 per share.

Preferred Stock.
---------------

The authorized Preferred Stock of Morgan Clark Management, Inc. consists of 40,000,000 shares with a par value of $0.001 per share.

NOTE 5(Y)RELATED PARTY TRANSACTIONS.

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

         The principal executive officers and directors of the Company are as follows:


Name                       Position                  Term(s) of Office
--------------------------------------------------------------------------------
Vincent van den Brink      Director, Pres.           June 3, 1999 to the present

Business Experience.

     The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

     Vincent van den Brink, President/Secretary/Sole Director. Mr. van den Brink, age 58, has been President, Secretary and Director of the Issuer since June 3, 1999. Since October 1997 to present, he has been a Financial Consultant with Airway Capital, Santa Ana, California, providing asset based lending, factoring, equipment leasing, and export financing for various businesses. From June 1985 until May 1997, he was a Business Consultant writing business plans and business development plans for companies across the country. Since 1978 to present, in addition to working for the above companies, he has been operating an export business providing export consulting, exporting products and sourcing products for international clients. He holds degrees in automotive engineering, business administration, and small business management. Mr. Van den Brink is the President of Piedmont, Inc., a public reporting trading company. He is fluent in English, Dutch, German and Afrikaans.

Section 16(a) Compliance.

     During the year ended June 30, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                               Filed Reports
--------------------------------------------------------------------------------
Vincent van den Brink      CEO, Director, Shareholder, CFO        Yes


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2001 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

--------------- ----------------------------- ---------------------- -----------

Title of Class  Name and Address of           Amount of              Percentage
                Beneficial Owner              Beneficial Ownership   %
--------------- ----------------------------- ---------------------- -----------

Common          Vincent van den Brink
Stock           3700 Susan St., Ste 200
                Santa Ana, CA 92704              1,000,000            100.00%

--------------- ----------------------------- ---------------------- -----------

Common Stock    Shares of all directors and
                executive officers as a          1,000,000            100.00%
                group (1 person)
--------------- ----------------------------- ---------------------- -----------

Item 12.   Certain Relationships and Related Transactions.

     In June, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Mr. van den Brink, for $1000.

Item 13.  Exhibits and Reports on Form 8-K.

(1)      Reports filed on Form 8-K.

     There was one Report filed on Form 8-K during the Company's fiscal year ended June 30, 2001. The Company issued a statement regarding its entering into a broker agreement with Airway Business Credit on September 15, 2000 to provide equipment leasing, factoring and asset based lending for small to medium size companies. The Company issued a statement regarding the launching of their website on September 18, 2000.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 13, 2001                      MORGAN CLARK MANAGEMENT, INC.

                                     /s/ Vincent van den Brink
                                     -------------------------------------------
                                     Vincent van den Brink, President, President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



August 13, 2001                      /s/ Vincent van den Brink
                                     -------------------------------------------
                                     Vincent van den Brink, President, President