Form 10KSB
period 2002-06-30
MORGAN CLARK MANAGEMENT INC
filed 2003-05-01
CIK 1098990

Microsoft Word 10.0.2627;1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                              ________ TO _________

                        COMMISSION FILE NUMBER: 000-28147

                          MORGAN CLARK MANAGEMENT, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                          Utah                               87-0633496
                          ----                               ----------
         (State or jurisdiction of incorporation          I.R.S. Employer
                     or organization)                    Identification No.)

          1001 - 17TH St., Ste. M, Costa Mesa, CA             92626
          ---------------------------------------             -----
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

     The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of June 30, 2002 were 1,000,000. The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2002 was 0. The Company's common is not traded on any exchange or other trading medium.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

     As of June 30, 2002, the Registrant had 1,000,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X .

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


Item 2.     Description of Property.

     From June 3, 1999 to June 30, 2002, the Company neither owned nor leased any real or personal property. The director provided office services at no charge.

Item 3.      Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

     The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 1,000,000 common shares of the Company outstanding at June 30, 2002.

(b) Holders of Common Equity.

     As of June 30, 2002, there was one shareholder of record of the Company's common stock.

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

Liquidity and Capital Resources.

     For the year ended June 30, 2002, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations.

Capital Expenditures.

     No material capital expenditures were made during the year ended June 30, 2002.

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

Item 7.  Financial Statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Morgan Clark Management, Inc.

I have audited the accompanying balance sheet of Morgan Clark Management, Inc. (a development stage company), as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 3, 1999) to June 30, 2002. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Clark Management, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the period from inception (June 3, 1999) to June 30, 2002 in conformity with generally accepted accounting principles.

Banker & Co.
/s/Jitendra Shantikumar Banker
-----------------------------------
Jitendra Shantikumar Banker, C.P.A.
(License No. 01696129)
Certified Public Accountant
Costa Mesa, California
April 4, 2003

                          MORGAN CLARK MANAGEMENT, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                            Year Ended June 30, 2002

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002
                                   (unaudited)


                                       June 30, 2002      June 30, 2001
                                       -------------      -------------

CURRENT ASSETS:
Cash and cash equivalents              $            0    $            0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                           $            0    $            0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                          $        3,074    $        3,074
Accounts payable- related party
Total Liabilities                      $        3,074    $        3,074

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at June 30, 2002           $        1,000    $        1,000

Stock Subscription Receivable                    (900)             (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                   (3,174)           (3,174)
                                       -------------      -------------
Total stockholders' equity             $       (3,074)   $       (3,074)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $            0    $            0

The accompanying notes are an integral part of these financial statements.

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  June 30, 2002
                                   (unaudited)

                                                                From Inception
                                             Year Ended          June 3, 1999
                                      -----------------------          to
                                      6/30/2002     6/30/2001      6/30/2002
                                      ---------     ---------      ---------

INCOME:
Revenue                              $         0  $         0    $        0
TOTAL INCOME                         $         0  $         0    $        0

EXPENSES:
General, and Administrative          $         0  $       100    $    3,174
Amortization
Total Expenses                       $         0  $       100    $    3,174
Net Profit/Loss(-) From Operations   $         0  $      (100)   $   (3,174)
Interest Income                      $         0  $         0    $        0
INCOME (LOSS) BEFORE INCOME TAXES    $         0  $      (100)   $   (3,174)
Provision for income tax             $         0  $         0    $        0
NET INCOME (LOSS)                    $         0  $      (100)   $   (3,174)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED          $      (.00) $      (.00)   $     (.00)

AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                      1,000,000    1,000,000     1,000,000

The accompanying notes are an integral part of these financial statements


                                        Morgan Clark Management, Inc.
                                        (A Development Stage Company)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                        For the Period from June 3, 1999 (Inception) to June 30, 2002
                                                 (unaudited)


                                        Common     Stock      Additional    Stock         (Deficit)
                                        Shares     Amount      paid-in      Subscription  Accumulated During
                                                               capital      Receivable    Development Stage
------------------------------------------------------------------------------------------------------------
Issued for                              1,000,000   $1,000        $0
Cash and organizational costs
June 3, 1999

Stock Subscription Receivable                                                  $(900)
Net Income June 3, 1999 (inception) to                                                       $  (200)
June 30, 1999

Balance June 30, 1999                   1,000,000   $1000         $0           $(900)        $  (200)

Net Income (Loss) from July 1, 1999                                                          $(2,874)
To June 30, 2000

Balance June 30, 2000                   1,000,000   $1,000        $0           $(900)        $(3,074)


Net Income (Loss) from July 1, 2000                                                          $(    100)
To June 30, 2001

Balance June 30, 2001                   1,000,000   $1,000        $0           $(900)        $(3,174)


Net Income (Loss) from July 1, 2001                                                          $      0
To June 30, 2002

Balance June 30, 2002                   1,000,000   $1,000        $0           $(900)        $(3,174)



                       See accompanying notes to financial statements & audit report


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                  June 30, 2002
                                   (unaudited)

                                                                         Period from
                                                                          Inception
                                                   Year Ended          (6/3/99) through
                                             6/30/2002     6/30/2001      6/30/2002
                                             ---------     ---------      ---------
Cash Flows from Operating Activities:
Net Income (Loss)                              $     0       $(100)       $ (3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable     $     0       $ 100        $  3,074
Net Cash (Used) by Operating Activities        $     0       $     0      $   100
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note


CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash              $      0      $      0     $    100

Net Increase in Cash                           $      0      $      0     $      0

Cash, Beginning of Period                      $      0      $      0     $      0

Cash, End of Period                            $      0      $      0     $      0


The accompanying notes are an integral part of these financial statements.


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               Dated June 30, 2002

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

Loss Per Share.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2002, Morgan Clark Management, Inc. had no dilative common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended June 3, 1999 (inception) to June 30, 2002 due to the zero net income.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     (a)Effective on April 4, 2003, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Kurt D. Saliger, C.P.A., resigned. This accountant's reports on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's two most recent fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(b) 1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on April 4, 2003, the firm of Banker & Co. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain the new firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

     The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

     The principal executive officers and directors of the Company are as follows:


Name                       Position           Term(s) of Office
----                       --------           -----------------

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

Section 16(a) Compliance.

     During the year ended June 30, 2002, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                                Position                    Filed Reports
----                                --------                    -------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2002 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):


---------------------- ----------------------------- --------------------------------- ---------------
Title of Class         Name and Address of                    Amount of
                       Beneficial Owner                    Beneficial Ownership         Percentage %
---------------------- ----------------------------- --------------------------------- ---------------
Common Stock              Vincent van den Brink
                         1001 - 17TH St., Ste. M,
                               Costa Mesa,                      1,000,000                 100.00%
                                 CA 92626
---------------------- ----------------------------- --------------------------------- ---------------

    Common Stock       Shares of all directors and
                         executive officers as a                1,000,000                 100.00%
                             group (1 person)
---------------------- ----------------------------- --------------------------------- ---------------



Item 12.   Certain Relationships and Related Transactions.

     In June, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Mr. van den Brink, for $1000.

Item 13.  Exhibits and Reports on Form 8-K.

(1)  Reports filed on Form 8-K.

     None

(2)  Exhibits

     Exhibit 16       Letter on Change in Certifying Accountant

Signatures:

                        CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Morgan Clark Management, Inc. (the "Registrant") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent van den Brink, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this annual report on Form 10-KSB of the Registrant;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 4, 2003                       MORGAN CLARK MANAGEMENT, INC.

                                    /s/ Vincent van den Brink
                                    -------------------------------------------
                                    Vincent van den Brink, President, President