Form 10QSB
period 2002-09-30
MORGAN CLARK MANAGEMENT INC
filed 2003-05-02
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)

              X...Quarterly report under section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the quarterly period
                            ended September 30, 2002.

                    ....Transition report under section 13 or
                  15(d) of the Securities Exchange Act of 1934
              for the transition period from _________ to ________


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


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At Sept 30, 2002 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

                     Transitional Small Business Disclosure
                     Format (Check one): Yes ..... No ..X..

                             MORGAN CLARK MANAGEMENT, INC.
Index                                                                    Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of Sept 30, 2002                                   3

         Statements of Operations for the three months
         ended Sept 30, 2002 and 2001 and
         from Inception June 3, 1999 to Sept 30, 2002                        4

         Statements of Shareholders Equity from
         Inception June 3, 1999 to Sept 30, 2002                             5

         Statements of Cash Flows for the three months
         Ended Sept 30, 2002 and 2001 and
         from Inception June 3, 1999 to Sept 30, 2002                        6

         Notes to Financial Statements                                      6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   9

Item 2.  Change in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                  10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending Sept 30, 2002, and for the period from inception (June 3, 1999) through Sept 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                          MORGAN CLARK MANAGEMENT, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                           Quarter Ended Sept 30, 2002


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  Sept 30, 2002
                                   (unaudited)

                                                                 Sept 30, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                           $     0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                        $     0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                       $ 3,074
Accounts payable- related party
                                                                    -------
         Total Liabilities                                          $ 3,074

STOCKHOLDERS' EQUITY Common stock, $.001 par value;
100,000,000 shares
authorized; 1,000,000 shares issued and
outstanding at Sept 30, 2002                                        $ 1,000

Stock Subscription Receivable                                          (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                                         (3,174)
                                                                    -------
Total stockholders' equity                                          $(3,074)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                $     0



The accompanying notes are an integral part of these financial statements.



                            Morgan Clark Management, Inc.
                            (A Development Stage Company)

                              STATEMENTS OF OPERATIONS
                                    Sept 30, 2002
                                     (unaudited)

                                                     Three              From Inception
                                                     Months              June 3, 1999
                                                     Ended                    to
                                           9/30/2002      9/30/2001        9/30/2002
                                          -------------------------        --------
INCOME:
Revenue                                    $      0       $     0          $    0
TOTAL INCOME                               $      0       $     0          $    0

EXPENSES:
General, and Administrative                $      0       $     0          $  3,174
Amortization                               $
Total Expenses                             $      0       $     0          $  3,174
Net Profit/Loss(-) From Operations         $      0       $     0          $ (3,174)
Interest Income                            $      0       $     0          $    0
INCOME (LOSS) BEFORE INCOME TAXES          $      0       $     0          $ (3,174)
Provision for income tax                   $      0       $     0          $    0
NET INCOME (LOSS)                          $      0       $     0          $ (3,174)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED
                                           $    (.00)     $   (.00)        $  (.00)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING
                                           1,000,000      1,000,000      1,000,000

The accompanying notes are an integral part of these financial statements



                                             MORGAN CLARK MANAGEMENT, INC.
                                             (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY For
                                      the Period from June 3, 1999 (Inception) to
                                                     Sept 30, 2002
                                                      (unaudited)


                                            Common Shares   Stock Amount    Additional       Stock          (Deficit)
                                                                              paid-in      Subscription    Accumulated
                                                                              capital       Receivable        During
                                                                                                            Development
                                                                                                               Stage
Issued for                                   1,000,000      $     1,000     $         0
Cash and organizational costs
June 3, 1999

Stock Subscription Receivable                                                               $      (900)

Net Income June 3, 1999 (inception) to                                                                       $      (200)
June 30, 1999

Balance June 30, 1999                        1,000,000      $      1000     $         0     $      (900)     $      (200)
                                           ===========      ===========     ===========     ===========      ===========
Net Income (Loss) from July 1, 1999                                                                          $    (2,874)
To June 30, 2000

Balance June 30, 2000                        1,000,000      $     1,000     $         0     $      (900)     $    (3,074)
                                           -----------      -----------     -----------     -----------      -----------

Net Income (Loss) from July 1, 2000                                                                          $      (100)
To June 30, 2001

Balance June 30, 2001                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------


Net Income (Loss) from July 1, 2001                                                                          $         0
To June 30, 2002

Balance June 30, 2002                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------

Net Income (Loss) from July 1, 2002                                                                          $         0
To Sept 30, 2002

Balance Sept 30, 2002                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------



                              Morgan Clark Management, Inc.
                              (A Development Stage Company)

                                 STATEMENT OF CASH FLOWS
                                      Sept 30, 2002
                                       (unaudited)

                                                        Three             From Inception
                                                        Months             June 3, 1999
                                                        Ended                  to
                                                9/30/2002    9/30/2001      9/30/2002
                                                -----------------------      --------
Cash Flows from Operating Activities:
Net Income (Loss)                               $     0        $     0        $(3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable      $     0        $     0        $ 3,074
                                                -------        -------        -------

      Net Cash (Used) by Operating              $     0        $     0
                                                =======        =======
Activities                                      $  (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs                $     0        $     0
Corp. Promissory Note

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash               $     0        $     0        $   100

Net Increase in Cash                            $     0        $     0        $     0

Cash, Beginning of Period                       $     0        $     0        $     0
                                                -------        -------        -------

Cash, End of Period                             $     0        $     0        $     0
                                                -------        -------        -------

The accompanying notes are an integral part of these financial statements.



                          Morgan Clark Management, Inc.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 Sept 30, 2002

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of September 30, 2002, the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.


3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2002 and June 3, 1999 (inception) to September 30, 2002 due to the zero net income and the net operating loss carryforward.


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

During the period from June 3, 1999 (inception) through September 30, 2002, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $ 3,174 since inception. The Company borrowed $3,174 from its principal shareholder in order to pay its general and administrative expenses.

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

         None
     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Morgan Clark Management, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent van den Brink, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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