Form 10QSB
period 2002-12-31
MORGAN CLARK MANAGEMENT INC
filed 2003-05-02
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)

                    X...Quarterly report under section 13 or
                      15(d) of the Securities Exchange Act
                     of 1934 for the quarterly period ended
                               December 31, 2002.

                    ....Transition report under section 13 or
                  15(d) of the Securities Exchange Act of 1934
                   for the transition period from _________ to _________


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


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At Dec 31, 2002 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

                     Transitional Small Business Disclosure
                     Format (Check one): Yes ..... No ..X..

                             MORGAN CLARK MANAGEMENT, INC.
Index                                                                    Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of Dec 31, 2002                                  3

         Statements of Operations for the nine months
         ended Dec 31, 2002 and 2001 and
         from Inception June 3, 1999 to Dec 31, 2002                       4

         Statements of Shareholders Equity from
         Inception June 3, 1999 to Dec 31, 2002                            5

         Statements of Cash Flows for the three months
         Ended Dec 31, 2002 and 2001 and
         from Inception June 3, 1999 to Dec 31, 2002                       6

         Notes to Financial Statements                                    6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 2.  Change in Securities and Use of Proceeds                          9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending Dec 31, 2002, and for the period from inception (June 3, 1999) through Dec 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                          MORGAN CLARK MANAGEMENT, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                           Quarter Ended Dec 31, 2002


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  Dec 31, 2002
                                   (unaudited)

                                                                    Dec 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $     0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                            $     0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                           $ 3,074
Accounts payable- related party
                                                                        -------
         Total Liabilities                                              $ 3,074

STOCKHOLDERS' EQUITY Common stock, $.001 par value;
100,000,000 shares
authorized; 1,000,000 shares issued and
outstanding at Dec 31, 2002                                             $ 1,000

Stock Subscription Receivable                                              (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                                             (3,174)
                                                                        -------
Total stockholders' equity                                              $(3,074)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $     0



The accompanying notes are an integral part of these financial statements.

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  Dec 31, 2002
                                   (unaudited)

                                                    Six                 From Inception
                                                   Months                June 3, 1999
                                                    Ended                     to
                                           12/31/2002   12/31/2001        12/31/2002
                                           -----------------------        ----------
INCOME:
Revenue                                    $      0        $     0          $    0
TOTAL INCOME                               $      0        $     0          $    0

EXPENSES:
General, and Administrative                $      0        $     0          $  3,174
Amortization                               $
Total Expenses                             $      0        $     0          $  3,174
Net Profit/Loss(-) From Operations         $      0        $     0          $ (3,174)
Interest Income                            $      0        $     0          $    0
INCOME (LOSS) BEFORE INCOME TAXES          $      0        $     0          $ (3,174)
Provision for income tax                   $      0        $     0          $    0
NET INCOME (LOSS)                          $      0        $     0          $ (3,174)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED
                                           $    (.00)      $   (.00)        $  (.00)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING
                                           1,000,000      1,000,000       1,000,000

The accompanying notes are an integral part of these financial statements



                                              MORGAN CLARK MANAGEMENT, INC.
                                              (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY For
                                       the Period from June 3, 1999 (Inception) to
                                                      Dec 31, 2002
                                                       (unaudited)

                                            Common Shares   Stock Amount    Additional         Stock          (Deficit)
                                                                             paid-in        Subscription     Accumulated
                                                                             capital         Receivable        During
                                                                                                            Development
                                                                                                                Stage
Issued for                                   1,000,000      $     1,000     $         0
Cash and organizational costs
June 3, 1999

Stock Subscription Receivable                                                               $      (900)

Net Income June 3, 1999 (inception) to                                                                       $      (200)
June 30, 1999

Balance June 30, 1999                        1,000,000      $      1000     $         0     $      (900)     $      (200)
                                           ===========      ===========     ===========     ===========      ===========
Net Income (Loss) from July 1, 1999                                                                          $    (2,874)
To June 30, 2000

Balance June 30, 2000                        1,000,000      $     1,000     $         0     $      (900)     $    (3,074)
                                           -----------      -----------     -----------     -----------      -----------

Net Income (Loss) from July 1, 2000                                                                          $      (100)
To June 30, 2001

Balance June 30, 2001                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------


Net Income (Loss) from July 1, 2001                                                                          $         0
To June 30, 2002

Balance June 30, 2002                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------

Net Income (Loss) from July 1, 2002                                                                          $         0
To Dec 31, 2002

Balance Dec 31, 2002                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------




                              Morgan Clark Management, Inc.
                              (A Development Stage Company)

                                 STATEMENT OF CASH FLOWS
                                       Dec 31, 2002
                                       (unaudited)

                                                       Six                From Inception
                                                      Months               June 3, 1999
                                                      Ended                     to
                                             12/31/2002   12/31/2001        12/31/2002
                                             -----------------------        ----------
Cash Flows from Operating Activities:
Net Income (Loss)                             $     0       $     0         $ (3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable    $     0       $     0         $  3,074
                                              --------      -------         --------

      Net Cash (Used) by Operating            $     0       $     0
                                              ========       =======
Activities                                                                  $   (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs               $     0       $    0
Corp. Promissory Note

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash              $    0         $   0         $    100

Net Increase in Cash                           $    0         $   0         $      0

Cash, Beginning of Period                      $    0         $   0         $      0
                                               ------         -----         --------

Cash, End of Period                            $    0         $   0         $      0
                                               ------         -----         --------

The accompanying notes are an integral part of these financial statements.

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of December 31, 2002, the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.


3.  INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2002 and June 3, 1999 (inception) to December 31, 2002 due to the zero net income and the net operating loss carryforward.


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

During the period from June 3, 1999 (inception) through Dec 31, 2002, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $ 3,174 since inception. The Company borrowed $3,174 from its principal shareholder in order to pay its general and administrative expenses.

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

     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Morgan Clark Management, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent van den Brink, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:
     1.  I have reviewed this quarterly report on Form 10-QSB of the Registrant;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
       4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
      5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
       6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
 Date: April 4, 2003                        /s/Vincent van den Brink
                                            ------------------------
                                            Vincent van den Brink

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