Form 10KSB
period 2003-06-30
MORGAN CLARK MANAGEMENT INC
filed 2004-05-28
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K SB
                                   (Mark One)

     [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 2003.

                                       OR

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                              ________ TO _________

                        COMMISSION FILE NUMBER: 000-28147

                          MORGAN CLARK MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                    Utah                                    87-0633496
                   -----                                    ----------
         (State or jurisdiction of incorporation        ( I.R.S. Employer
                       organization)                    Identification No.)

                481 N. Seranado Street, Orange, California 92869
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number: (714) 633-8083; Fax: 646-444-2888

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 Par Value

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ---

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

     The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of June 30, 2003 were 1,000,000. The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2003 was 0. The Company's common is not traded on any exchange or other trading medium.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

     As of June 30, 2003, the Registrant had 1,000,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                    ---   ---

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

Item 2. Description of Property.

     From June 3, 1999 to June 30, 2003, the Company neither owned nor leased any real or personal property. The director provided office services at no charge.

Item 3. Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

(a) Market Information.

     The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 1,000,000 common shares of the Company outstanding at June 30, 2003.

(b) Holders of Common Equity.

     As of June 30, 2003, there was one shareholder of record of the Company's common stock.

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

Liquidity and Capital Resources.

     For the year ended June 30, 2003, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations.

Capital Expenditures.

     No material capital expenditures were made during the year ended June 30, 2003.

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

Item 7. Financial Statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Morgan Clark Management, Inc.

I have audited the accompanying balance sheet of Morgan Clark Management, Inc. (a development stage company), as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 3, 1999) to June 30, 2003. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Clark Management, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the period from inception (June 3, 1999) to June 30, 2003 in conformity with generally accepted accounting principles.

Banker & Co.
/s/Jitendra Shantikumar Banker
------------------------------
Jitendra Shantikumar Banker, C.P.A.
(License No. 01696129)
Certified Public Accountant
Costa Mesa, California
May 21, 2004

                          MORGAN CLARK MANAGEMENT, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                            Year Ended June 30, 2003

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2003
                                   (unaudited)



                                        June 30, 2003      June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash
equivalents                                  $ 0                $ 0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL
ASSETS                                       $ 0                $ 0
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes
payable
Accounts payable- related party             $3,074             $3,074

TOTAL LIABILITIES                           $3,074             $3,074

STOCKHOLDERS' EQUITY

Common stock, $.001 par
value;100,000,000 shares
authorized;1,000,000 shares issued
and outstanding at June 30, 2003            $1,000
outstanding at June 30, 2002                                   $1,000

Stock Subscription Receivable                 (900)              (900)
Additional Paid in Capital
Deficit accumulated
during the development
stage                                       (3,174)            (3,174)
                                            -------            -------
Total stockholders'
equity                                     $(3,074)           $(3,074)

TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY                                       $ 0                $ 0


The accompanying notes are an integral part of these financial statements.

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  June 30, 2003
                                   (unaudited)

                                                                           From Inception
                                                                            June 3, 1999
                                                Year Ended                         to
                                          6/30/2003       6/30/2002          6/30/2003
                                          --------------------------         ---------

INCOME:
Revenue                                    $     0         $     0             $    0
TOTAL INCOME                               $     0         $     0             $    0

EXPENSES:
General, and Administrative                $     0         $     0             $  3,174
Amortization
Total Expenses                             $    0          $     0             $  3,174
Net Profit/Loss(-) From Operations         $    0          $     0             $ (3,174)
Interest Income                            $    0          $     0             $    0
INCOME (LOSS) BEFORE INCOME TAXES          $    0          $     0             $ (3,174)
Provision for income tax                   $    0          $     0             $    0
NET INCOME (LOSS)                          $    0          $     0             $ (3,174)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED
                                           $   (.00)       $   (.00)           $  (.00)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING
                                           1,000,000       1,000,000        1,000,000

The accompanying notes are an integral part of these financial statements

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the Period from June 3, 1999 (Inception) to June 30, 2003
                                   (unaudited)


                                            Common Shares   Stock Amount  Additional   Stock             (Deficit)
                                                                          paid-in      Subscription      Accumulated During
                                                                          capital      Receivable        Development Stage

Issued for                                  1,000,000       $1,000        $0
Cash and organizational costs
June 3, 1999

Stock Subscription Receivable                                                          $(900)

Net Income June 3, 1999 (inception) to                                                                   $  (200)
June 30, 1999

Balance June 30, 1999                       1,000,000       $1000         $0           $(900)            $  (200)
                                            =========       =====         ==           ======            ========
Net Income (Loss) from July 1, 1999                                                                      $(2,874)
To June 30, 2000

Balance June 30, 2000                       1,000,000       $1,000        $0           $(900)            $(3,074)
                                            ---------       ------        --           ------            --------
Net Income (Loss) from July 1, 2000                                                                      $(  100)
To June 30, 2001

Balance June 30, 2001                       1,000,000       $1,000        $0           $(900)            $(3,174)
                                            ---------       ------        --           ------            --------
Net Income (Loss) from July 1, 2001                                                                      $      0
To June 30, 2002

Balance June 30, 2002                       1,000,000       $1,000        $0           $(900)            $(3,174)
                                            ---------       ------        --           ------            --------

Net Income (Loss) from July 1, 2002                                                                      $      0
To June 30, 2003

Balance June 30, 2003                       1,000,000       $1,000        $0           $(900)            $(3,174)
                                            ---------       ------        --           ------            --------

See accompanying notes to financial statements & audit report

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                  June 30, 2003
                                   (unaudited)

                                                                                 Period from
                                                                                 Inception
                                                        Year Ended                 (6/3/99)
                                                        ----------                 through
                                                 6/30/2003       6/30/2002        6/30/2003
                                                 ---------      ----------        ---------

Cash Flows from Operating Activities:
Net Income (Loss)                                  $ 0            $    0          $ (3,174)
Changes in Operating Assets & Liabilities:
   Increase (decrease) in accounts payable         $ 0             $ 0             $ 3,074
                                                   ---             ---             -------
Net Cash (Used) by Operating Activities            $ 0             $ 0             $ (100 )
                                                   ===             ===             ========
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note


CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                  $ 0             $ 0              $ 100

Net Increase in Cash                               $ 0             $ 0               $ 0

Cash, Beginning of Period                          $ 0             $ 0               $ 0
                                                   ---             ---               ---

Cash, End of Period                                $ 0             $ 0               $ 0
                                                   ---             ---               ---


The accompanying notes are an integral part of these financial statements.

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               Dated June 30, 2003

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

Loss Per Share.
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2003, Morgan Clark Management, Inc. had no dilutive common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended June 3, 1999 (inception) to June 30, 2003 due to the zero net income.

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

          None

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

     The principal executive officers and directors of the Company are as follows:


Name                       Position                Term(s) of Office
------------------------------------------------------------------------

Rita Thomas                Director, Pres.         April 18, 2003 to the present

Business Experience.

     The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

     Rita Thomas is president of Thomas & Associates, a paralegal service firm in Orange, California. From 1990 to present Ms. Thomas has provided legal support services including document and information research, teaching and litigation staff support for various legal firms. From 1985 to April, 1990, Ms. Thomas owned and operated Select Care Products, Inc., a company offering individual distributorship programs for pet care products. Ms. Thomas has been a financial consultant and an independent Life and Health Insurance Agent and Broker between 1986 and present. Between 1961 and 1989, Ms. Thomas has taught in public school and private school from kindergarten through university level in Louisiana, Virginia, Texas, Pennsylvania, Colorado, and California. Ms. Thomas was Director of Paralegal Studies, Orange Coast College, California from 1989 to 1991 where she was involved in administration of student and teacher activities and counseling of legal studies and teaching in legal and computer classes. Between 1965 and 1967, Ms. Thomas received her degrees in BA Education and MEd. from McNeese State University, Lake Charles, Louisiana where she was Director of Childcare Center. Ms. Thomas is the President and Director of Regency Capital West, Inc., Mill Creek Research, Inc. and OTC Dreamwerks, Inc., all reporting public companies. Ms. Thomas received her juris doctorate degree in 1985 from Western State University, Fullerton, California.

Section 16(a) Compliance.

         During the year ended June 30, 2003, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                           Filed Reports

Rita Thomas                CEO, Director, CFO                 Yes
Stevens & Lee
Inv. Co., Inc.             Shareholder                        Yes

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2003 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

                                                                                       Percentage %
Title of Class         Name and Address of                    Amount of
                       Beneficial Owner                    Beneficial Ownership
---------------------- ----------------------------- --------------------------------- ---------------

Common                 Stevens & Lee Inv. Co
 Stock                 481 N. Seranado
                       Orange, CA 92869                       1,000,000                 100.00%
---------------------- ----------------------------- --------------------------------- ---------------

Common                 Shares of all directors and
Stock                  executive officers as a                1,000,000                 100.00%
                       group (1 person)
---------------------- ----------------------------- --------------------------------- ---------------


Item 12. Certain Relationships and Related Transactions.

     In June, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Mr. van den Brink, for $1000. On April 18, 2003, Mr. Vincent van den Brink sold his 1,000,000 shares, representing 100% of the total outstanding shares of the corporation to Stevens & Lee Investment Co., Inc. Ms. Rita Thomas was appointed as Director, President and Secretary of the corporation and Mr. van den Brink resigned.

Item 13.  Exhibits and Reports on Form 8-K.

     (1) Reports filed on Form 8-K.

     On May 2, 2003, the Company filed a Form 8-K. It reported that on April 18, 2003, Mr. Vincent van den Brink sold his 1,000,000 shares, representing 100% of the total outstanding shares of the corporation to Stevens & Lee Investment Co., Inc. Ms. Rita Thomas was appointed as Director, President and Secretary of the corporation and Mr. van den Brink resigned.

     (2) Exhibits

         None

Signatures:
                        CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Morgan Clark Management, Inc. (the "Registrant") on Form 10-KSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

     3. Based on my knowledge, the financial statements, and oth er financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

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

May 21, 2004                                MORGAN CLARK MANAGEMENT, INC.
                                            By:/s/ Ruta Thomas
                                            Rita Thomas, President

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Morgan Clark Management Co., Inc. (the "Registrant") on Form 10-KSB for the annual period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer; and

     3. A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Morgan Clark Management Co., Inc. (Registrant)
Dated: May 21, 2004              By:/s/ Rita Thomas
                                 ------------------
                                 Rita Thomas
                                 Chief Executive Officer, and
                                 Chief Financial Officer