Form 10QSB
period 2003-12-31
MORGAN CLARK MANAGEMENT INC
filed 2004-05-28
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
                    X...Quarterly report under section 13 or
                      15(d) of the Securities Exchange Act
                     of 1934 for the quarterly period ended
                               December 31, 2003.

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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
     of securities under a plan confirmed by a court. Yes     No
                                                         ----    ----


                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2003 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                    Yes     No  X
                                       ----   ----

                             MORGAN CLARK MANAGEMENT, INC.
Index                                                                    Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of Dec 31, 2003                                  3

                  Statements of Operations for the nine months
         ended Dec 31, 2003 and 2002 and
                  from Inception June 3, 1999 to Dec 31, 2003              4

         Statements of Shareholders Equity from
         Inception June 3, 1999 to Dec 31, 2003                            5

         Statements of Cash Flows for the three months
         Ended Dec 31, 2003 and 2002 and
                  from Inception June 3, 1999 to Dec 31, 2003              6

                  Notes to Financial Statements                           6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 2.  Change in Securities and Use of Proceeds                          9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending Dec 31, 2003, and for the period from inception (June 3, 1999) through Dec 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                          MORGAN CLARK MANAGEMENT, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                           Quarter Ended Dec 31, 2003


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  Dec 31, 2003
                                   (unaudited)

                                                                   Dec 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                           $  0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                        $  0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                     $3,074
Accounts payable- related party
                                                                --------
         Total Liabilities                                        $3,074

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Dec 31, 2003                                        1,000

Stock Subscription Receivable                                       (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                                      (3,174)
                                                                  -------
Total stockholders' equity                                       $(3,074)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                               $    0


The accompanying notes are an integral part of these financial statements.

                                        Morgan Clark Management, Inc.
                                        (A Development Stage Company)

                                          STATEMENTS OF OPERATIONS
                                                 Dec 31, 2003
                                                (unaudited)

                                                       Six                          From Inception
                                                       Months                        June 3, 1999
                                                       Ended                               to
                                          12/31/2003         12/31/2002               12/31/2003
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

The accompanying notes are an integral part of these financial statements


                                                     MORGAN CLARK MANAGEMENT, INC.
                                                      (A Development Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY For
                                             the Period from June 3, 1999 (Inception) to
                                                             Dec 31, 2003
                                                             (unaudited)

                                            Common Shares   Stock Amount      Additional         Stock         (Deficit)
                                                                               paid-in        Subscription   Accumulated
                                                                               capital         Rceivable        During
                                                                                                             Development
                                                                                                                 Stage
Issued for                                   1,000,000      $     1,000     $         0
Cash and organizational costs
June 3, 1999

Stock Subscription Receivable                                                               $      (900)

Net Income June 3, 1999 (inception) to                                                                       $      (200)
June 30, 1999

Balance June 30, 1999                        1,000,000      $      1000     $         0     $      (900)     $      (200)
                                           ===========      ===========     ===========     ===========      ===========
Net Income (Loss) from July 1, 1999                                                                          $    (2,874)
To June 30, 2000

Balance June 30, 2000                        1,000,000      $     1,000     $         0     $      (900)     $    (3,074)
                                           -----------      -----------     -----------     -----------      -----------

Net Income (Loss) from July 1, 2000                                                                          $      (100)
To June 30, 2001

Balance June 30, 2001                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------


Net Income (Loss) from July 1, 2001                                                                          $         0
To June 30, 2002

Balance June 30, 2002                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------
Net Income (Loss) from July 1, 2002                                                                          $         0
To June 30, 2003

Balance June 30, 2003                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------

Net Income (Loss) from July 1, 2003                                                                          $         0
To Dec 31, 2003

Balance Dec 31, 2003                        1,000,000      $     1,000     $         0     $      (900)      $   (3,174)
                                          ------------      -----------     ----------     -----------       -----------

                                                   Morgan Clark Management, Inc.
                                                   (A Development Stage Company)

                                                      STATEMENT OF CASH FLOWS
                                                           Dec 31, 2003
                                                            (unaudited)


                                                                                          Period from
                                                              Six Months                   Inception
                                                                Ended                       (6/3/99)
                                                                -----                       through
                                                   12/31/2003           12/31/2002         12/31/2003
                                                   -----------          ----------         ----------

Cash Flows from Operating Activities:
Net Income (Loss)                                   $     0                $     0         $ (3,174)
Changes in Operating Assets &
Liabilities:
   Increase (decrease) in accounts payable          $     0                $     0         $  3,074
   Net Cash (Used) by Operating                     --------               -------         --------
Activities                                          $     0                $     0         $   (100)
                                                    ========               =======

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational costs                    $     0                $     0
Corp. Promissory Note                               $                      $

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                   $     0                $     0         $    100

Net Increase in Cash                                $     0                $     0         $      0

Cash, Beginning of Period                           $     0                $     0         $      0
                                                     ------                  -----         --------

Cash, End of Period                                 $     0                  $   0         $      0
                                                     ------                  -----         --------

The accompanying notes are an integral part of these financial statements.


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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

2. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of December 31, 2003, the Company had 1,000,000 shares outstanding.

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

         None
     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Morgan Clark Management, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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
                                            --------------
                                            Rita Thomas


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Morgan Clark Management Co., Inc. (the "Registrant") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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