Form 10QSB
period 2004-03-31
MORGAN CLARK MANAGEMENT INC
filed 2004-05-28
CIK 1098990

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                 March 31, 2004.

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

           Issuer's telephone number: (714)633-8083; Fax: 646-444-2888

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


                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004 the following shares of common were outstanding: Common Stock,
                       $.001 par value, 1,000,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                                     Yes     No  X
                                                        ---     ---

                             MORGAN CLARK MANAGEMENT, INC.
Index                                                                     Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2004                                  3

         Statements of Operations for the nine months
         ended March 31, 2004 and 2003 and
         from Inception June 3, 1999 to March 31, 2004                       4

         Statements of Shareholders Equity from
         Inception June 3, 1999 to March 31, 2004                            5

         Statements of Cash Flows for the nine months
         Ended March 31, 2004 and 2003 and
         from Inception June 3, 1999 to March 31, 2004                       6

         Notes to Financial Statements                                      6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   9

Item 2.  Change in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                   10

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2004, and for the period from inception (June 3, 1999) through March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                          MORGAN CLARK MANAGEMENT, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2004


                          Morgan Clark Management, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)

                                                               Mar 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $  0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                          $  0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                       $3,074
Accounts payable- related party                                     ------
         Total Liabilities                                          $3,074

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Mar 31, 2004                                         $1,000

Stock Subscription Receivable                                         (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                                        (3,174)
                                                                    -------
Total stockholders' equity                                         $(3,074)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                $    0



The accompanying notes are an integral part of these financial statements.

                                                 Morgan Clark Management, Inc.
                                                 (A Development Stage Company)

                                                  STATEMENTS OF OPERATIONS
                                                        March 31, 2004
                                                         (unaudited)


                                                    Nine                            From Inception
                                                    Months                          June 3, 1999
                                                    Ended                               to
                                          3/31/2004          3/31/2003               3/31/2004
                                          ----------------------------              ----------

INCOME:
Revenue                                    $      0            $     0                $      0
TOTAL INCOME                               $      0            $     0                $      0

EXPENSES:
General, and Administrative                $      0            $     0                $  3,174
Amortization                               $
Total Expenses                             $      0            $     0                $  3,174
Net Profit/Loss(-) From Operations         $      0            $     0                $ (3,174)
Interest Income                            $      0            $     0                $      0
INCOME (LOSS) BEFORE INCOME TAXES          $      0            $     0                $ (3,174)
Provision for income tax                   $      0            $     0                $      0
NET INCOME (LOSS)                          $      0            $     0                $ (3,174)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED
                                           $    (.00)          $   (.00)              $   (.00)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING                                1,000,000           1,000,000             1,000,000

The accompanying notes are an integral part of these financial statements


                                                        MORGAN CLARK MANAGEMENT, INC.
                                                        (A Development Stage Company)
                                                   STATEMENT OF STOCKHOLDERS EQUITY For
                                                 the Period from June 3, 1999 (Inception) to
                                                               March 31, 2004
                                                               (unaudited)

                                            Common Shares   Stock Amount     Additional      Stock           (Deficit)
                                                                              paid-in        Subscription    Accumulated
                                                                              capital        Receivable      During
                                                                                                             Development
                                                                                                             Stage

Issued for                                   1,000,000      $     1,000     $         0
Cash and organizational costs
June 3, 1999

Stock Subscription Receivable                                                               $      (900)

Net Income June 3, 1999 (inception) to                                                                       $      (200)
June 30, 1999

Balance June 30, 1999                        1,000,000      $      1000     $         0     $      (900)     $      (200)
                                           ===========      ===========     ===========     ===========      ===========
Net Income (Loss) from July 1, 1999                                                                          $    (2,874)
To June 30, 2000

Balance June 30, 2000                        1,000,000      $     1,000     $         0     $      (900)     $    (3,074)
                                           -----------      -----------     -----------     -----------      -----------

Net Income (Loss) from July 1, 2000                                                                          $      (100)
To June 30, 2001

Balance June 30, 2001                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           -----------      -----------     -----------     -----------      -----------

Net Income (Loss) from July 1, 2001                                                                          $         0
To June 30, 2002

Balance June 30, 2002                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           ------------     -----------     -----------      ----------      ------------
Net Income (Loss) from July 1, 2002                                                                          $         0
To June 30, 2003

Balance June 30, 2003                        1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                           ------------     -------------   ----------       ----------      -----------
Net Income (Loss) from July 1, 2003                                                                          $         0
To March 31, 2004

Balance March 31, 2004                       1,000,000      $     1,000     $         0     $      (900)     $    (3,174)
                                            ------------    -------------   ----------       ----------      -----------


                                                         Morgan Clark Management, Inc.
                                                         (A Development Stage Company)

                                                            STATEMENT OF CASH FLOWS
                                                                March 31, 2004
                                                                   (unaudited)

                                                                                         Period from
                                                             Nine Months                 Inception
                                                             Ended                       (6/3/99) through
                                                  3/31/2004           3/31/2003          3/31/2004
                                                  ---------           ---------          ----------
Cash Flows from Operating Activities:
Net Income (Loss)                                   $     0            $      0          $ (3,174)
Changes in Operating Assets &
Liabilities:
   Increase (decrease) in accounts payable          $     0            $      0          $  3,074
                                                  ---------           ---------          --------
Net Cash (Used) by Operating
Activities                                          $     0            $      0          $   (100)
                                                  ---------           ---------
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational costs                    $     0            $      0
Corp. Promissory Note                               $                  $

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                   $     0            $      0          $    100

Net Increase in Cash                                $     0            $      0          $      0

Cash, Beginning of Period                           $     0            $      0          $      0
                                                  ---------           ---------          --------

Cash, End of Period                                 $     0            $      0          $      0
                                                  ---------           ---------          --------

The accompanying notes are an integral part of these financial statements.

                          Morgan Clark Management, Inc.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2004

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

2. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of March 31, 2004, the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3. INCOME TAXES

There is no provision for income taxes for the period ended March 31, 2004 and June 3, 1999 (inception) to March 31, 2004 due to the zero net income and the net operating loss carryforward.


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

During the period from June 3, 1999 (inception) through March 31, 2004, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $ 3,174 since inception. The Company borrowed $3,174 from its principal shareholder in order to pay its general and administrative expenses.

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

     (a) Exhibits

         None
     (b) Reports on Form 8-K

         None

Signatures:
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Morgan Clark Management, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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
                                           --------------
                                            Rita Thomas


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Morgan Clark Management Co., Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                               Morgan Clark Management Co., Inc. (Registrant)
Dated: May 21, 2004            By:/s/ Rita Thomas
                               -----------------
                               Rita Thomas
                               Chief Executive Officer, and
                               Chief Financial Officer